Form 10-K405
period 1997-06-30
AAMES CAPITAL ACCEPTANCE CORP
filed 1997-09-29
CIK 1031030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _____________________

                       Commission file numbers 333-21219

                         AAMES CAPITAL ACCEPTANCE CORP.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             95-4619902
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

350 South Grand Avenue
Los Angeles, California                                            90071
-----------------------                                            -----
(Address of principal executive offices)                         (ZIP Code)

                                 (213) 640-5000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                        ----------------

        None                                                Not Applicable
        ----                                                --------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

Not applicable.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

Not applicable.


                      DOCUMENTS INCORPORATED BY REFERENCE

     No annual report to securityholders, proxy or information statement or prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 is incorporated herein by reference.

                                     PART I

ITEM 1.   BUSINESS.

          Not applicable.

ITEM 2.   PROPERTIES.

          Not applicable.

ITEM 3.   LEGAL PROCEEDINGS.

          There are no material pending legal proceedings concerning the Trust, any Trustee, the Servicer or the Registrant with respect to the Trusts, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of Bondholders and no Bondholder consent was solicited during the fiscal year covered by this report.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          There is no established public trading market for the Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1.

          As of June 30, 1997, there was one (1) holder of record of the Registrant's publicly registered Adjustable Rate
          Asset-Backed Bonds, Series 1997-1, as the bonds are issued in book-entry form.

          None of the Trusts pays dividends. Information as to distributions to Bondholders is provided in Registrant's monthly Form 8-K filings.

ITEM 6.   SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not applicable.

ITEM 11.   EXECUTIVE COMPENSATION.

          Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Not applicable.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)       List of documents filed as part of this report.

3.1. Registrant's Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed February 5, 1997)

3.2. Registrant's Bylaws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-3 filed February
          5, 1997)

3.3 Trust Agreement, dated as of March 1, 1997, between Aames Capital Acceptance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed April 29, 1997)

4.1 Indenture, dated as of March 1, 1997, between Aames Capital Owner Trust 1997-1 and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 29, 1997)

4.2 Servicing Agreement with respect to Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1, dated as of March 1, 1997 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed April 29, 1997)

4.3 Financial Guarantee Insurance Policy issued by the Bond Insurer, Financial Security Assurance Inc., with respect to Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1 (incorporated by reference to Exhibit 4.3 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.1 Initial Mortgage Loan Conveyance Agreement, dated as of March 1, 1997, between Aames Capital Corporation and Aames Capital Acceptance Corp. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.2 Mortgage Loan Contribution Agreement, dated as of March 1, 1997, between Aames Capital Acceptance Corp. and Aames Capital Owner Trust 1997-1 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.3 Additional Mortgage Loan Conveyance Agreement, dated as of March 1, 1997, between Aames Capital Corporation, Aames Capital Acceptance Corp., Aames Capital Owner Trust 1997-1 and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed April 29, 1997)

28.1 Annual Statement of Compliance, dated September 26, 1997, for Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1

28.2 Report of Price Waterhouse LLP, dated August 25, 1997, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3 Report Aggregating Certain Monthly Information to Bondholders with respect to Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1

(b)       Reports on Form 8-K.

          During the last quarter of the fiscal year ended June 30, 1997, the Registrant filed the following reports on Form 8-K:

 1. Current Report on Form 8-K dated April 18, 1997 attaching monthly Statements to Bondholders for Registrant's
          Adjustable Rate Asset-Baked Bonds, Series 1997-1.

 2. Current Report on Form 8-K dated May 23, 1997 attaching monthly Statements to Bondholders for Registrant's
          Adjustable Rate Asset-Backed Bonds, Series 1997-1.

 3. Current Report on Form 8-K dated June 25, 1997 attaching monthly Statements to Bondholders for Registrant's
          Adjustable Rate Asset-Backed Bonds, Series 1997-1.

(c)       Exhibits required by Item 601 of Regulation S-K.

          Described in subparagraph (a).

(d)       Financial Statements.

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Aames Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AAMES CAPITAL ACCEPTANCE CORP.


Dated: September 26, 1997                     By: /s/ MARK E. ELBAUM
                                                      --------------------
                                                      Mark E. Elbaum
                                                      Senior Vice President -
                                                       Finance

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                 FILED PURSUANT TO SECTION 15(d) BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT



                      No annual or proxy material has been
                           sent to Certificateholders

                                 EXHIBIT INDEX


EXHIBIT                        DOCUMENT
-------                        --------

3.1. Registrant's Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-3 filed February 5, 1997)

3.2. Registrant's Bylaws (incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-3 filed February
          5, 1997)

3.3 Trust Agreement, dated as of March 1, 1997, between Aames Capital Acceptance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed April 29, 1997)

4.1 Indenture, dated as of March 1, 1997, between Aames Capital Owner Trust 1997-1 and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed April 29, 1997)

4.2 Servicing Agreement with respect to Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1, dated as of March 1, 1997 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed April 29, 1997)

4.3 Financial Guarantee Insurance Policy issued by the Bond Insurer, Financial Security Assurance Inc., with respect to Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1 (incorporated by reference to Exhibit 4.3 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.1 Initial Mortgage Loan Conveyance Agreement, dated as of March 1, 1997, between Aames Capital Corporation and Aames Capital Acceptance Corp. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.2 Mortgage Loan Contribution Agreement, dated as of March 1, 1997, between Aames Capital Acceptance Corp. and Aames Capital Owner Trust 1997-1 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed April 29, 1997)

10.3 Additional Mortgage Loan Conveyance Agreement, dated as of March 1, 1997, between Aames Capital Corporation, Aames Capital Acceptance Corp., Aames Capital Owner Trust 1997-1 and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed April 29, 1997)

28.1 Annual Statement of Compliance, dated September 26, 1997, for Registrant's Adjustable Rate Asset-Backed Bonds, Series 1997-1

28.2 Report of Price Waterhouse LLP, dated August 25, 1997, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

28.3 Report Aggregating Certain Monthly Information to Bondholders with respect to Registrant's Adjustable Rate Asset-Backed Bonds,
          Series 1997-1