Form 10-K405
period 1998-06-30
AAMES CAPITAL ACCEPTANCE CORP
filed 1998-09-28
CIK 1031030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                   June 30, 1998
                                                    -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________

                      Commission file numbers 333-46893-01

                         AAMES CAPITAL ACCEPTANCE CORP.
             (Exact name of Registrant as specified in its charter)

        Delaware                                                95-4619902
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 350 South Grand Avenue
  Los Angeles, California                                          90071
----------------------------------------                        ----------
(Address of principal executive offices)                        (ZIP Code)

                                 (213) 210-5270
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
       Title of each class                                  which registered
       -------------------                              ------------------------

            None                                             Not Applicable
            ----                                             --------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes    X     No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

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

                                     PART I

ITEM 1.    BUSINESS.

         Not applicable.

ITEM 2.    PROPERTIES.

         Not applicable.

ITEM 3.    LEGAL PROCEEDINGS.

         There are no material pending legal proceedings concerning Aames Mortgage Trust 1998-B (the "Trust"), Bankers Trust Company of California, N.A., as Trustee under the Trust, Aames Capital Corporation, as Servicer, or the Registrant with respect to the Trust, other than ordinary routine litigation incidental to the duties of the Trustee or the Servicer under the related Pooling and Servicing Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of Certificateholders and no Certificateholder consent was solicited during the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for Aames Mortgage Trust 1998-B, Mortgage Pass-Through Certificates, Series 1998-B (the "Certificates").

         As of June 30, 1998, there was one (1) holder of record of the Certificates, as the Certificates are issued in book-entry form.

         The Trust does not pay dividends. Information as to distributions to Certificateholders is provided in Registrant's monthly Form 8-K filings.

ITEM 6.    SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was no change of any independent accounting firm previously engaged with respect to the Trust during the Registrant's two most recent fiscal years.

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

4.1 Pooling and Servicing Agreement with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B, dated as of June 1, 1998 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on July 24, 1998)

4.2 Financial Guarantee Insurance Policy issued by Financial Security Assurance Inc., with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed July 24, 1998)

10.1 Initial Mortgage Loan Conveyance Agreement, dated as of June 1, 1998, between Aames Capital Corporation and Aames Capital Acceptance Corp. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed July 24, 1998)

10.2 Subsequent Mortgage Loan Conveyance Agreement, dated as of June 1, 1998, between Aames Capital Corporation and Aames Capital Acceptance Corp. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed July 24, 1998)

10.3 Subsequent Transfer Agreement, dated as of June 30, 1998, between Aames Capital Acceptance Corp. and Bankers Trust Company of California, N.A. (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed July 24, 1998)

99.1 Annual Statement of Compliance, dated September 1, 1998, for Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B

99.2 Report of PRICEWATERHOUSECOOPERS LLP, dated August 6, 1998, on Compliance with the Uniform Single Attestation Program for Mortgage Bankers

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B

(b)      Reports on Form 8-K.

         During the last quarter of the fiscal year ended June 30, 1998, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K dated May 21, 1998 attaching computational materials with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B; and
(ii) Current Report on Form 8-K dated June 15, 1998 attaching the financial guaranty insurer's accountant's consent with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B. After June 30, 1998, the Registrant filed the following Current Reports on Form 8-K: (i) Current Report on Form 8-K dated July 24, 1998 reporting final information with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B; and
(ii) Current Report on Form 8-K dated July 24, 1998 attaching monthly Statements to Certificateholders for Aames Mortgage Trust 1998-B, Mortgage Pass-Through Certificates, Series 1998-B.

(c)      Exhibits required by Item 601 of Regulation S-K.

         Described in subparagraph (a).

(d)      Financial Statements. Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Aames Capital Acceptance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AAMES CAPITAL ACCEPTANCE CORP.


Dated:  September 28, 1998          By: /s/ CARY H. THOMPSON
                                       ----------------------------------------
                                            Cary H. Thompson
                                            President & Chief Executive Officer

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

3.2.     Registrant's Bylaws (incorporated herein by reference to Exhibit 3.2 to
         Registrant's Registration Statement on Form S-3 filed February 5, 1997)

4.1      Pooling and Servicing Agreement with respect to Aames Mortgage Trust
         1998-B, Mortgage-Backed Certificates, Series 1998-B, dated as of June
         1, 1998 (incorporated by reference to Exhibit 4.1 to Registrant's
         Current Report on Form 8-K filed on July 24, 1998)

4.2      Financial Guarantee Insurance Policy issued by Financial Security
         Assurance Inc., with respect to Aames Mortgage Trust 1998-B,
         Mortgage-Backed Certificates, Series 1998-B (incorporated by reference to Exhibit 4.2 of Registrant's Current Report on Form 8-K filed July
         24, 1998)

10.1 Initial Mortgage Loan Conveyance Agreement, dated as of June 1, 1998, between Aames Capital Corporation and Aames Capital Acceptance Corp.
         (incorporated by reference to Exhibit 10.1 of Registrant's Current
         Report on Form 8-K filed July 24, 1998)

10.2     Subsequent Mortgage Loan Conveyance Agreement, dated as of June 1,
         1998, between Aames Capital Corporation and Aames Capital Acceptance
         Corp. (incorporated by reference to Exhibit 10.2 of Registrant's
         Current Report on Form 8-K filed July 24, 1998)

10.3     Subsequent Transfer Agreement, dated as of June 30, 1998, between Aames
         Capital Acceptance Corp. and Bankers Trust Company of California, N.A.
         (incorporated by reference to Exhibit 10.3 of Registrant's Current
         Report on Form 8-K filed July 24, 1998)

99.1     Annual Statement of Compliance, dated September 1, 1998, for Aames
         Mortgage Trust 1998-B, Mortgage-Backed Certificates, Series 1998-B

99.2     Report of PRICEWATERHOUSECOOPERS LLP, dated August 6, 1998, on
         Compliance with the Uniform Single Attestation Program for Mortgage
         Bankers

99.3 Report Aggregating Certain Monthly Information to Certificateholders with respect to Aames Mortgage Trust 1998-B, Mortgage-Backed
         Certificates, Series 1998-B
